Form 10QSB
period 1998-06-30
CALIFORNIA APPLIED RESEARCH INC
filed 1999-05-27
CIK 1002919

U.S. Securities and Exchange Commission
                         Washington, D.C.  20549

                              Form 10-QSB

[X]   QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1998

[ ]   TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF
1934 For the transition period from  . . . . to . . . .

                     Commission file number 33-98526

                    CALIFORNIA APPLIED RESEARCH, INC.
     (Exact name of small business issuer as specified in its charter)

                 Nevada                          84-1345053
       (State or other jurisdiction of        (I.R.S. Employer
        incorporation or organization)         Identification No.)

            1945 South Poplar Street, Denver, Colorado  80224
           (Address of principal executive offices)  (Zip Code)

                            (303) 758-5057
            (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all the reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes .. No .x.

The number of shares of common stock outstanding as of June 30, 1998 is 2,470,000.

Transitional Small Business Disclosure Format (check one): Yes ... No .X.



                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                   CALIFORNIA APPLIED RESEARCH, INC.
                    (A Development Stage Company)
                           Balance Sheet
                            (UNAUDITED)

                                              June 30,
                                                  1998

ASSETS
Current asset
   Cash                                        $  701

Other asset
   Deferred public offering costs              11,712

                                              $12,413

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liability
   Account payable                             $  --
   Accrued legal fee                            5,000


Stockholders' equity
   Common stock, $.001 par value per
      share; 100,000,000 shares
      authorized; 2,470,000 shares issued
      and outstanding at June 30,                2,470

   Additional paid-in capital                   11,281

   Deficit accumulated during the
      development stage                         -6,338
                                                 7,413
                                               $12,413



                     CALIFORNIA APPLIED RESEARCH, INC.
                      (A Development Stage Company)
                        Statements of Operations
                               (UNAUDITED)

                                                FOR THE QUARTER ENDED
                                                   JUNE 30,
                                                 1997         1998

Expenses
      Stock issued for services                  $      --    $       --
      Travel	                                        --            --
      Other general and
            administrative                              --            20
                                                        --            20

Net loss                                         $      --   $      (20)

Weighted average number
            of shares                             2,470,000     2,470,000

Net loss per common share                        $     --     $      --


                    CALIFORNIA APPLIED RESEARCH, INC.
                      (A Development Stage Company)
                        Statements of Cash Flows
                             (UNAUDITED)

                                                                FOR THE PERIOD
                                                                FROM INCEPTION
                                      FOR THE QUARTER ENDED     (MARCH 25, 1992)
                                            JUNE 30,            TO JUNE 30, 1998
                                       1997        1998

Cash flow from operating
activities:
      Net loss                         $   --      $ (20)       $(6,338)
      Noncash items included in the
            net loss:
            Stock issued for services      --         --           5,000

Changes in assets and liabilities
      (Increase) decrease in expense
            advance to officer             --         --
 Increase (decrease) in accounts payable   --         (55)           --
 Increase in accrued legal fee             --         --           5,000
      (Increase) decrease in stock
            subscription receivable        --         --            --

      Net cash provided (used) by
            operating activities           --         (75)         3,662

Cash flow from financing
activities:
      Proceeds from sale of
            common stock                   --         --           8,750
      Contribution of stock by
            founder                        --         --               1

      Costs related to public
            offering                       --      (2,376)      (11,712)

      Net cash provided by
            financing activities           --      (2,376)       (2,961)

Increase (decrease) in cash                --      (2,451)          701

Cash, beginning of period                4,668       3,152         --

Cash, end of period                    $ 4,668     $   701        $  701

The accompanying notes are an integral part of this statement.


CALIFORNIA APPLIED RESEARCH, INC.
Notes to Financial Statements

Basis of Presentation
The unaudited interim condensed financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) considered necessary to present fairly the results for the interim periods presented.

The accompanying condensed financial statements and related notes should be read in conjunction with the Company's most recent audited financial statements. The results of operations for the period presented herein are not necessarily indicative of the results to be expected for the full calendar year.

Note 1:	SIGNIFICANT ACCOUNTING POLICIES
	Significant accounting policies are as follows:

	a.	ORGANIZATION
		California Applied Research, Inc. (the "Company") was incorporated under the laws of the State of Nevada on March 25,
1992.  The Company is in the development stage as more fully defined in Statement No. 7 of the Financial Accounting Standards Board. Planned principal operations of the Company have not yet commenced, and activities to date have been limited to its formation and obtaining its initial capitalization. The Company intends to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons who or firms which desire to employ the Company's funds in their business or seek the perceived advantages of a publicly held corporation.
	b.	DEFERRED COSTS RELATED TO PROPOSED PUBLIC OFFERING
		Costs incurred in connection with the proposed public offering of common stock have been deferred and will be charged against capital if the offering is successful or against operations if it is unsuccessful.
	c.	SHARES ISSUED IN EXCHANGE FOR SERVICES
		The fair value of shares issued in exchange for services rendered to the Company was determined by the Company's officers and directors.
	d.	INCOME TAXES
		The Company has made no provision for income taxes because of financial statement and tax losses since its inception.  As of December 31, 1997, the Company has net
operating loss carryforwards for tax purposes of approximately
$600 and $500 which will expire in 2010 and 2011, respectively.
	e.	NET LOSS PER COMMON SHARE
		The net loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding.  For purposes of computing the weighted
average number of shares, all stock issued prior to the public offering is considered to be "cheap stock" as defined in SEC
Staff Accounting Bulletin 4D and is therefore counted as
outstanding for the entire period.
	f.	ESTIMATES
		The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Note 2:	GOING CONCERN CONTINGENCY
	The Company has minimal capital resources presently available to meet obligations which normally can be expected to be incurred by similar companies and to carry out its planned operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.
	In order to begin any significant operations, the Company will have to pursue other sources of capital, such as additional equity financing as discussed in Note 4, herein. There is no assurance that the Company will be able to obtain such financing.
 The financial statements, herein, do not include any adjustments that might result from the outcome of this uncertainty.

Note 3:	RELATED PARTY TRANSACTIONS
	In December 1994 the Company's President began providing to the Company free of charge a minimal amount of office space in his home.
	In November 1994 one of the Company's founders who was also an officer and director of the Company, transferred 800,000 shares of her originally issued shares, valued at $1, to the Company's corporate attorney in consideration for said attorney's undertaking to provide legal services incurred in connection with the Company's proposed public offering.
	See also Note 5 regarding a contingent legal fee.

Note 4:	COMMITMENT - PROPOSED PUBLIC OFFERING OF COMMON STOCK
	The Company intends to undertake a public offering to sell up to 1,000,000 shares of its $.001 par value common stock at a price of $.25 per share.
	The shares will be offered and sold on a "best efforts" 100,000 share minimum, 1,000,000 share maximum basis, pursuant to a continuing offer over 360 days after the date of the Prospectus. The shares will be offered by authorized officers and directors of the Company who will receive no underwriting discounts or commission, but only the reimbursement of their out-of-pocket expenses relating to the offering. The Company may also offer the shares through selected broker-dealers, as sales agents, at a commission of 10%. No expense allowance, warrants to purchase common stock or other remuneration except the 10% commission will be paid. Offering expenses to be incurred by the Company are estimated to be a maximum of $30,400 which assumes a commission will be paid on the maximum of 1,000,000 shares to be sold.
	Proceeds from subscriptions for shares are required to be deposited into an escrow account with an independent third party, pursuant to an escrow agreement between the Company and the Escrow Agent. The securities to be issued to investors must also be deposited into this escrow account. If the minimum number of shares is not sold, the sale of shares hereunder will not be completed and the full amount paid by subscribers will be refunded without interest.
	If the public offering is successfully completed, except for an amount up to 10% of the deposited funds ($1,750 if minimum is sold, $22,000 if the maximum is sold) otherwise releasable, the deposited funds and the deposited securities may not be released until an acquisition, meeting certain specified criteria, has been made and a sufficient number of investors reconfirm their investment in accordance with certain specified procedures. Pursuant to these procedures, a new prospectus, which describes an acquisition candidate and its business and includes audited financial statements, must be delivered to all investors. The Company must return the pro rata portion of the deposited funds to any investor who does not elect to remain an investor. Unless a sufficient number of investors elect to remain investors, all investors will be entitled to the return of a pro rata portion of the deposited proceeds (and any interest earned thereon) and none of the deposited securities will be issued to investors. In the event an acquisition is not consummated within 18 months of the effective date, the deposited proceeds will be returned on a pro rata basis to all investors.
	Officers, directors, affiliates, and principal shareholders of the Company may purchase a percent of the shares sold in the offering under the same terms and conditions as the public investors. Such purchases, if made, will be for investment purposes only and not for redistribution. Such purchases may be made for the purpose of closing the minimum offering.

Note 5:	LEGAL FEE COMMITMENT
	The Company has agreed to pay its corporate attorney, who is also a stockholder of the Company, $5,000 cash for his legal Services relative to the proposed public offering. This fee is to be paid only if the registration statement for the proposed public offering (see Note 4 above) becomes effective. Because there is no assurance the offering will be declared effective, this fee has been accrued in the balance sheet, herein.


Item 2. Management's Discussion and Analysis or Plan of Operation

Forward Looking Statements

This discussion may contain statements that could be deemed forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act, which statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact.
Such statements are often characterized by the use of qualifying words (and their derivatives) such as "expect," "believe," "estimate," "plan,"
 "project," "anticipate," or other statements concerning opinions or judgment of the Company and its management about future events.
Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of the Company's customers, actions of government regulators, the level of market interest rate and general economic conditions. All forward-looking statements included herein are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements due to the factors cited above. As a result of these factors, there can be no assurance the Company will not experience material fluctuations in future operating results on a quarterly or annual basis, which would materially and adversely affect the Company's business, financial condition and results of operations.

Plan of Operation

The Company, a development stage entity, has neither engaged in any operations nor generated any revenues to date. Its entire activity since its inception has been to prepare for its proposed fund raising through an offering of equity securities as contemplated herein.

The offering was declared effective by the Securities and Exchange Commission on May 19, 1998.

The Company's expenses to date, all of which are attributable to its formation and proposed fund raising are approximately
$6,100.

Substantially all of the Company's working capital needs subsequent to the offering contemplated hereby will be attributable to the identification of a suitable Acquired Business, and thereafter to effectuate a Business Combination with such Acquired Business. Such working capital needs are expected to be satisfied from the Net Proceeds of the proposed offering. Although no assurances can be made, the Company believes it can satisfy its cash requirements until a Business Combination is consummated, with 10% of the Net Proceeds derived hereby. Due to the possible indefinite period of time to consummate a Business Combination and the nature and cost of the Company's expenses related to the Company's search and analysis of a Business Combination, there can be no assurances that the Company's cash requirements until a Business Combination is consummated will be satisfied with 10% of the Net Proceeds of this offering (including interest income earned thereon). Prior to the conclusion of this offering the Company currently anticipates its expenses to be limited to accounting fees, legal fees, telephone, mailing, filing fees, occupational license fees, escrow agent fees, transfer agent fees. See "Risk Factors."

Year 2000 Compliance

The Company is aware of the issues associated with the programming code in existing computer systems as the Year 2000 approaches. The "Year 2000" problem is concerned with whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Year 2000 problem is pervasive and complex as the computer operation of virtually every company will be affected in some way.

The Company, like most owners of computer software, will be required to modify significant potions of its software so that it will function properly in the Year 2000. Preliminary estimates of the total costs to be incurred by the Company to resolve this problem range from $500 to $1,000. Maintenance or modification costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software's useful life.

Since the Company mainly uses third party "off-the-shelf" software, it does not anticipate a problem in resolving the Year 2000 problem in a timely manner. The Company is currently taking steps to ensure that its computer systems and services will continue to operate on and after January 1, 2000. However, there can be no assurance that Year 2000 problems will not occur with respect to the Company's computer systems. Furthermore, the Year
2000 problem may impact other entities with which the Company transacts business, and the Company cannot predict the effect of the Year 2000 problem on such entities or the resulting effect on the Company. The cost to be incurred by the Company related to externally maintained systems is expected to be minimal.


                         PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibit Table:

27 Financial Data Schedule

     (b) No reports on Form 8-K were filed during the quarter.

                            [Signatures]

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

California Applied Research, Inc.
(Registrant)


Date: May 26, 1999


By:/s/__________________________________________
      J. Michael Spinali, President and Chairman