Form 10QSB
period 1998-09-30
CALIFORNIA APPLIED RESEARCH INC
filed 1999-05-27
CIK 1002919

U.S. Securities and Exchange Commission
                         Washington, D.C.  20549

                              Form 10-QSB

[X]   QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1998

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

The number of shares of common stock outstanding as of September 30, 1998 is 2,470,000.

Transitional Small Business Disclosure Format (check one): Yes ... No .X.



                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                   CALIFORNIA APPLIED RESEARCH, INC.
                    (A Development Stage Company)
                           Balance Sheet
                            (UNAUDITED)


                                              Sept 30,
                                                  1998

ASSETS
Current asset
   Cash                                        $  654

Other asset
   Deferred public offering costs              11,739

                                              $12,393

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liability
   Account payable                             $  --
   Accrued legal fee                            5,000


Stockholders' equity
   Common stock, $.001 par value per
      share; 100,000,000 shares
      authorized; 2,470,000 shares issued
      and outstanding at Sept 30,                2,470

   Additional paid-in capital                   11,281

   Deficit accumulated during the
      development stage                         -6,358
                                                 7,393
                                               $12,393



                     CALIFORNIA APPLIED RESEARCH, INC.
                      (A Development Stage Company)
                        Statements of Operations
                               (UNAUDITED)

                                                FOR THE QUARTER ENDED
                                                   SEPT 30,
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


                    CALIFORNIA APPLIED RESEARCH, INC.
                      (A Development Stage Company)
                        Statements of Cash Flows
                             (UNAUDITED)

                                                                FOR THE PERIOD
                                                                FROM INCEPTION
                                      FOR THE QUARTER ENDED     (MARCH 25, 1992)
                                            SEPT 30,            TO SEPT 30, 1998
                                       1997        1998

Cash flow from operating
activities:
      Net loss                         $   --      $ (20)       $(6,358)
      Noncash items included in the
            net loss:
            Stock issued for services      --         --           5,000

Changes in assets and liabilities
      (Increase) decrease in expense
            advance to officer             --         --
 Increase (decrease) in accounts payable   --         --            --
 Increase in accrued legal fee             --         --           5,000
      (Increase) decrease in stock
            subscription receivable        --         --            --

      Net cash provided (used) by
            operating activities           --         (20)         3,642

Cash flow from financing
activities:
      Proceeds from sale of
            common stock                   --         --           8,750
      Contribution of stock by
            founder                        --         --               1

      Costs related to public
            offering                       --        (27)      (11,739)

      Net cash provided by
            financing activities           --        (27)       (2,989)

Increase (decrease) in cash                --        (47)          701

Cash, beginning of period                4,668         701         --

Cash, end of period                    $ 4,668     $   654        $  654

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