Form 10KSB
period 1998-12-31
CALIFORNIA APPLIED RESEARCH INC
filed 1999-09-20
CIK 1002919

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED DECEMBER 31, 1998

                    CALIFORNIA APPLIED RESEARCH, INC.
                (Name of small business issuer in its charter)

           Nevada                     33-98526                84-1345053
 (State or other jurisdiction of    (Commission            (I.R.S. Employer
incorporation or organization)       File No.)            Identification No.)

1945 South Poplar Street, Denver, Colorado  80224
(Address of principal executive offices)  (Zip Code)

(Registrant's telephone number, including area code): (303) 758-5057

Securities registered pursuant to Section 12(b) of the Act: NONE

Name of each exchange on which registered: NONE

Securities registered pursuant to Section 12(g) of the Act: NONE

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes .X. No ...

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $0

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $0 since there is no bid and asked price quoted of such common equity, as of December 31, 1998.

The number of shares outstanding of the issuer's common stock, as of December 31, 1998 was 4,470,000.

DOCUMENTS INCORPORATED BY REFERENCE: The Company's previously filed Form SB-2 and SB-2/A, and exhibits attached thereto.

Transitional Small Business Disclosure Format (check one): Yes ... No .X.





                         FORWARD-LOOKING STATEMENTS

IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21A OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND THE COMPANY DESIRES TO TAKE ADVANTAGE OF THE "SAFE HARBOR" PROVISIONS THEREOF. THEREFORE THE COMPANY IS INCLUDING THIS STATEMENT FOR THE EXPRESS PURPOSE OF AVAILING ITSELF OF THE PROTECTIONS OF SUCH SAFE HARBOR WITH RESPECT TO ALL OF SUCH FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS IN THIS REPORT REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED HEREIN, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR ANTICIPATED RESULTS. IN THIS REPORT, THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "FUTURE" AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED TOCONSIDER THE SPECIFIC RISK FACTORS DESCRIBED BELOW AND NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE HEREOF.


                              PART I

Item 1.  Description of Business.

Introduction

     The Company was formed in March, 1992, as a Nevada corporation, to seek to effect a merger, exchange of capital stock, asset acquisition or other similar business combination (a "Business Combination") with an operating business (an "Acquired Business").

       The Company's business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses. Such an acquisition may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

       As of the end of its fiscal year ending December 31, 1998, the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition.

       It is anticipated that the Company's officers and directors will continue to initiate contacts with securities broker-dealers and other persons engaged in other aspects of corporate finance to advise them of the Company's existence and to determine if the companies or businesses they represent have an interest in considering a merger or acquisition with the Company. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to the Company or its stockholders.

       The Company's search will be directed toward small and medium-sized enterprises which have a desire to become public corporations and which are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum asset requirements in order to qualify shares for trading on NASDAQ or on an exchange such as the American or Pacific Stock Exchange. The Company anticipates that the business opportunities presented to it will (i) be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors; (ii) be experiencing financial or operating difficulties; (iii) be in need of funds to develop a new product or service or to expand into a new market; (iv) be relying upon an untested product or marketing concept; or (v) have a combination of the characteristics mentioned in (i) through (iv). The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued. Given the above factors, investors should expect that any acquisition candidate may have a history of losses or low profitability.

       The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry,and may, therefore, engage in essentially any business, to the extent of its limited resources. This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others. The Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

       As a consequence of the Company's registration of its securities under the Securities Exchange Act of 1934, any entity which has an interest in being acquired by the Company is expected to be an entity that desires to become a public company as a result of the transaction. In connection with such an acquisition, it is highly likely that an amount of stock constituting control of the Company would be issued by the Company or purchased from the Company's current principal shareholders by the target entity or its controlling shareholders.

       It is anticipated that business opportunities will come to the Company's attention from various sources, including its officers and directors, its other stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company has no plans, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities for the Company.

Investigation and Selection of Business Opportunities

       To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific firm may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. Because of the lack of training or experience of the Company's management, the Company will be dependent upon the owners of a business opportunity to identify such problems and to implement, or be primarily responsible for the implementation of, required changes. Because the Company may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that the Company will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for such company's products or services will likely not be established, and such company may not be profitable when acquired.

       It is anticipated that the Company will not be able to diversify, but will essentially be limited to one such venture because of the Company's limited financing. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase the Company's securities.

       It is emphasized that management of the Company may effect transactions having a potentially adverse impact upon the Company's shareholders pursuant to the authority and discretion of the Company's management to complete acquisitions without submitting any proposal to the stockholders for their consideration. Company management does not generally anticipate that it will provide holders of the Company's securities with financial statements, or any other documentation, concerning a target company or its business prior to any merger or acquisition. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by Company management which elects to seek the stockholders' advice and consent, or because state law so requires.

       The analysis of business opportunities will be undertaken by or under the supervision of the Company's executive officers and directors.

       Any officer, director, and shareholder of the Company or their affiliates may receive personal financial gain, other than from the proceeds of the Blank Check Offering, by means of a stock exchange transaction or other means, including: (1) payment of consulting fees: (ii) payments of finder's fees; (iii) sales of affiliates' stock; (iv) payments of salaries; or (v) other methods of payment by which affiliates may receive cash, stock or other assets.

      The potential exists that finder's fees or other acquisition related compensation may be paid to the Company's officers, directors, promoters or their affiliates or associates from revenues or other funds of an acquisition or merger candidate, or by the issuance of debt or equity of such an entity; the possibility, therefore, exists that such fees may become a factor in negotiations and present conflicts of interest.

       Although there are no current plans to do so, Company management might hire an outside consultant to assist in the investigation and selection of business opportunities, and in that event, might pay a finder's fee. Since Company management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash. Otherwise, the Company anticipates that it will consider, among other things, the following factors:

       (a) Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

       (b) Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

       (c) Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

       (d) Capital requirements and anticipated availability of required funds, to be provided from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

       (e) The cost of participation by the Company as compared to the perceived tangible and intangible values and potential;

       (f)  The extent to which the business opportunity can be advanced;

       (g) The Company's perception of how any particular business opportunity will be received by the investment community and by the Company's stockholders;

       (h) The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items; and

       (i) Whether the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future to become, such as to permit the securities of the Company, following the business combination, to qualify to be listed on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of Rule 15c2-6 recently adopted by the Securities and Exchange Commission.

       In regard to the last criterion listed above, the current standards for NASDAQ listing include, among other things, the requirements that the issuer of the securities that are sought to be listed have net tangible assets of at least $4,000,000, or a market capitalization of at least $50,000,000, or net income in its latest fiscal year of not less than $750,000. Many, and perhaps most, of the business opportunities that might be potential candidates for a combination with the Company would not satisfy the NASDAQ listing criteria. To the extent that the Company seeks potential NASDAQ listing, therefore, the range of business opportunities that are available for evaluation and potential acquisition by the Company would be significantly limited.

       In applying the criteria listed above, no one of which will be controlling, management will attempt to analyze all factors appropriate to the opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Potential investors must recognize that, because of the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

       The Company is unable to predict when it may participate in a business opportunity and it has not established any deadline for completion of a transaction. It expects, however, that the process of seeking candidates, analysis of specific proposals and the selection of a business opportunity may require several additional months or more.

       Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of product, service and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or services marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements or an indication that audited statements will be available within sixty (60) days following completion of a merger transaction; and other information deemed relevant.

       As part of the Company's investigation, the Company's executive officers and directors may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

       Company management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising equity capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be assistance in that process. Acquisition candidates who have a need for an immediate cash infusion are not likely to find a potential business combination with the Company to be an attractive alternative.

Form of Acquisition

       It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to, share exchanges, mergers, agreements for purchase of and sale of stock or assets, leases, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization. In addition, the present management and stockholders of the Company most likely will not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, the Company's directors may resign and new directors may be appointed without any vote by stockholders.

       It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of more than 80% of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, the Company's stockholders in such circumstances would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the current officers, directors and principal shareholders.

       It is anticipated that any securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, or under certain conditions or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company's securities may have a depressive effect upon such market.

Competition

       The Company expects to encounter substantial competition in its efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than the Company and will therefore be in a better position than the Company to obtain access to attractive business opportunities. The Company also will experience competition from other public "blind pool" companies, many of which may have more funds available than does the Company.

Employees

The Company's employees consist of its two executive officers, each of whom currently devote approximately 5% of their working time to the affairs of the Company.


Item 2.  Description of Property.

The Company, under a "no rent" oral agreement with the Secretary maintains its executive offices in approximately 200 square feet of space located at 1945 South Poplar Street, Denver, Colorado 80224, the home of the Secretary. This space is adequate for current needs. There is no preliminary agreement or understanding with respect to any other office facility in the future.


Item 3.  Legal Proceedings.

None


Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year.



                              PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

As of December 31, 1998, there was no publicly traded market for the Company's common shares. As of December 31, 1998, there were 18 holders of record of the Company's shares.

No dividends have been declared with respect to the Company's common shares since inception. The Company is not likely to pay any dividends in the foreseeable future. The Company intends to reinvest any earnings in its operations.

The Company presently acts as transfer agent for its' securities. At the time of issuance of the registered shares the Company will contract with an independent transfer agent. Atlas Stock Transfer, 5899 South State Street, Salt Lake City, UT 84107.


Item 6. Management's Discussion and Analysis or Plan of Operation.

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

Plan of Operation

The Company, a development stage entity, has neither engaged in any operations nor generated any revenues to date. Its entire activity since its inception has been for fund raising through an offering of equity securities as contemplated herein. The offering was declared effective by the Securities and Exchange Commission on May 19, 1998. Under the offering and pursuant to Rule 419 The Company is raising money from subscribers which is placed in an escrow at Colorado Business Bank, Denver, Colorado. Under a policy adopted by the Board of Directors, no funds are to be withdrawn from the Rule 419 escrow until and unless an acquisition is approved by the subscribers. Any subscriber that disapproves an acquisition approved by the majority of shareholders will receive back all of their funds.

The Company's expenses to date, all of which are attributable to its formation and proposed fund raising are $7,209.

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

Need for Additional Financing

It is anticipated that the Company will require additional capital in order to meet its cash needs for the next year, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended.

No specific commitments to provide additional funds have been made by management or other stockholders, and the Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. Notwithstanding the foregoing, to the extent that additional funds are required, the Company anticipates receiving such funds in the form of advancements from current shareholders without issuance of additional shares or other securities, or through the private placement of restricted securities rather than through a public offering.

Year 2000 Compliance

Year 2000 issues are not currently material to the Company's business, operations or financial condition, and the Company does not currently anticipate that it will incur any material expenses to remediate Year 2000 issues it may encounter. However, Year 2000 issues may become material to the Company following its completion of a business combination transaction. In that event, the Company will be required to adopt a plan and a budget for addressing such issues.


Item 7.  Financial Statements.

The financial statements required by this item begin immediately following the exhibit pages of this report.


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

The accounting firm of Boros & Farrington P.C., San Diego, California was engaged on or about August 1, 1999 as the principal accountant to audit the issuer's financial statements.

The decision to change accountants was made by the board of directors because the President of the Company moved from Denver, Colorado to San Diego, California. The previous accountant is located in Englewood, Colorado. There were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

No principal accountant's report on the financial statements for either of the past two years contained an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope, or accounting principles. The previous and current accountant's reports on the financial statements contain an explanatory paragraph regarding a going concern uncertainty.


                              PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with 16(a) of the Exchange Act.

Name                   Age  Title

J. Michael Spinali     49   President, Director
                            Chief Financial Officer, Treasurer

Brian S. French        32   Vice President, Secretary, Director

     J. Michael Spinali is President, Chief Financial Officer, Treasurer and a Director of the Company and devotes approximately 5% of his time to the Company's affairs. His responsibilities include management of the Company's operations as well as the Company's administrative and financial activities. Since 1999 he has been involved in real estate activities in San Diego, California. From 1994 to 1998 Mr. Spinali has been President of Jalapeno Mexican Grill a restaurant company. From 1993 to 1998, Mr. Spinali was been involved in real estate development in Denver, Colorado. From 1983 to 1992, Mr. Spinali was a Founder, Chief Operations Officer, and Chief Financial Officer of Aspen Marine Group, Inc., a public corporation engaged in boat manufacturing, houseboat vacation ownership, and marina acquisition, management, and development. In April of 1991, Aspen Marine Group was listed in the Denver Post 100, and in June of 1991 was rated number 67 in Colorado Business Magazines Top 300 Public Companies. Aspen Marine Group's revenues exceeded $16,000,000 in 1991.

     Brian S. French is Vice President, Secretary, and a Director of the Company and devotes approximately 5% of his time to the Company's affairs. Mr. French has over twelve years of combined experience in the areas of restaurant management and corporate finance. Since 1998, he is the Chief Information Officer at the Advanced Systems Group, Inc. a computer reseller in Denver, Colorado. From 1997 to 1998 he was a Systems Analyst with Fredrick Wells, a software consulting firm. From 1993 to 1996 he was Controller for Hammon Contractors, a major highway contractor in Colorado. From 1986 to 1993, Mr. French was the Controller for Aspen Marine Group, Inc.

     All directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Directors receive no compensation for serving on the Board of Directors other than reimbursement of reasonable expenses incurred in attending meetings. Officers are appointed by the Board of Directors and serve at the discretion of the Board. Messrs. Spinal and French, the current executive officers of the Company, intend to devote approximately 5% of their time to the affairs of the Company.

     There are no agreements or understandings for any officer or director to resign at the request of another person and none of the officers or directors are acting on behalf of or will act at the direction of any other person.

Compliance with 16(a) of the Exchange Act. Federal securities laws require the Company's directors, certain of its officers, and persons owning beneficially more than ten percent (10%) of a registered class of the Company's equity securities, to file initial reports of ownership and reports of changes in ownership with the Commission. The Company is required to disclose any failure of persons, who at any time during the fiscal year, were directors, officers required to report, or more than ten percent (10%) beneficial owners, to file timely those reports during the fiscal year. The Company undertakes the responsibility to file all required reports on behalf of its directors and officers. To the Company's knowledge, based solely upon information furnished to the Company by its directors and certain of its officers, during the fiscal year ended December 31, 1996, the following Company directors, officers required to report, and greater than ten percent (10%) beneficial owners did not make all such filings on a timely basis: J. Michael Spinali, Brian S. French, Scott D. Bengfort, and Robert C. Weaver, Jr., all as to Form 3 pertaining to the acquisition of common shares listed in Item 11.

Item 10.  Executive Compensation.

There was no compensation paid in the last three fiscal year for services as an officer or director of the Company. There are no outstanding or contemplated options or SAR's. There are no long-term incentive plans in effect at the Company. There was no compensation paid in the last fiscal year for services as a director of the Company.


Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of the latest fiscal year end, the stock ownership of each named executive officer, directors, all executive officers and directors of the Company as a group, and of each person known by the Company to be a beneficial owner of 5% or more of its Common Stock. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power of such shares. No person listed below has any option, warrant or other right to acquire additional securities of the Company except as otherwise noted.

Name and                  Amount and
Address of                Nature of
Beneficial                Beneficial              Percent
Owner                     Ownership               of Class

Scott Bengfort            1,000,000               40.5%
11403 Corta Playa Laguna
San Diego, CA 92124

Robert C. Weaver, Jr.(1)    800,000               32.4%
721 Devon Court
San Diego, CA 92109

J. Michael Spinali (2)      120,000	               4.9%
15524 Riparian Road
Poway, CA 92064

Brian S. French (2)          40,000                1.6%
1945 South Poplar Street
Denver, CO  80224

All Officers & Directors    160,000	               6.5%
as a Group (2 persons)

(1) Counsel for the Company
(2) Officer or Director


Item 12.  Certain Relationships and Related Transactions.

The Company, under a "no rent" oral agreement with the Secretary maintains its executive offices in approximately 200 square feet of space located at 1945 South Poplar Street, Denver, Colorado 80224, the home of the Secretary

Officers, directors or their affiliates may act as finders of business opportunities. The finders fees which they may receive in connection therewith will be established by negotiation with the Company and the potential merger partner and will be no less favorable to the Company than could be obtained with unrelated third parties.


Item 13.  Exhibits and Reports on Form 8-K.

   (a) Exhibit Table.

3.1 Articles Of Incorporation (1)

3.2 By-Laws (1)

4.1 Common Stock (1)

16 Letter From Former Accountant

23 Consent Of Expert (*)

24 Power Of Attorney (*)

27 Financial Data Schedule (*)
____________________

(*) Filed herewith.
(1) Previously filed in the original registration statement on Form SB-2.

   (b) Reports on Form 8-K filed during the quarter ended December 31, 1998.

None


CALIFORNIA APPLIED RESEARCH, INC.
(A Development Stage Company)


Table of Contents
                                             			 	Page
Independent Auditor's Report	 				               	F-2

Audited Financial Statements:

	Balance Sheet	                             						F-3

	Statements of Operations	                    				F-4

	Statements of Changes in Stockholders' Equity  		F-5

	Statements of Cash Flows			                     	F-6

	Notes to Financial Statements				               	F-7


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
California Applied Research, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of California Applied Research, Inc. at December 31, 1998 and the related statements of changes in stockholders' equity, operations, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of California Applied Research, Inc. for the year ended December 31, 1997 and for the period from inception (March 25, 1992) to December 31, 1997, were audited by other auditors whose report dated February 25, 1998, expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of California Applied Research, Inc. at December 31, 1998, and the results of its operations and its cash flows for the year ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has minimal capital resources presently available to meet obligations which normally can be expected to be incurred by similar companies, and with which to carry out its planned activities. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Boros & Farrington P.C.
San Diego, California
August 20, 1999




CALIFORNIA APPLIED RESEARCH, INC.
(A Development Stage Company)

Balance Sheet December 31, 1998

ASSETS

Current asset
   Cash                                                          $ 618

Other asset
  Deferred public offering costs                                10,924
                                                               $11,542

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liability
   Accrued liabilities                                         $ 5,000

Contingencies and commitments (notes 2, 4 and 5)

Stockholders' equity
  Common stock, $.001 par value per share; 100,000,000 shares
     authorized; 2,470,000 shares issued and outstanding         2,470
  Additional paid-in capital                                    11,281
  Deficit accumulated during the development stage              (7,209)
                                                                 6,542
                                                               $11,542

The accompanying notes are an integral part of this statement.

CALIFORNIA APPLIED RESEARCH, INC.
(A Development Stage Company)

Statements of Operations

                                                          From March 25, 1992
                                   Year Ended   Year Ended       (Inception)
                                   December 31   December 31  To December 31,
                                      1998          1997         1998)
Expenses
Stock issued for services             $        -    $               $  5,000
   Travel                                  -                             800
   Other general and administrative      1,130              2          1,409
                                         1,130              2          7,209
Net loss                              $ (1,130)      $       (2)    $ (7,209)

Weighted average number of shares     2,470,000      2,470,000      2,470,000
Net loss per common share             $ (.001)       $              $ (.003)

The accompanying notes are an integral part of this statement.

CALIFORNIA APPLIED RESEARCH, INC.
(A Development Stage Company)

Statement of Changes in Stockholders' Equity

                                                                        Additional
                                                     Common Stock         Paid-In   Accumulated
                                                  Shares        Amount    Capital   Deficit     Total
Shares issued as of March 25, 1992
during the formation of the Company, for
services valued at $.001 per share to:
Officers and directors                            2,000,000     $2,000    $       - $           $2,000
Net loss for the period ended December 31, 1992                                      (2,000)    (2,000)
Balance at December 31, 1992 and 1993             2,000,000      2,000           -   (2,000)          -
Shares issued for cash of $.025
per share in November and
December 1994 to others                             140,000        140     3,360                 3,500
Shares contributed to the Company in
November 1994 by former officer
and director (Note 3)                                                          1                     1
Balance at December 31, 1994                      2,140,000      2,140     3,361     (2,000)     3,501
Shares issued in September 1995 at $.25
per share in exchange for:
      Services of officers and directors            120,000        120     2,880                 3,000
      Cash from officers and directors               40,000         40       960                 1,000
      Cash from others                              170,000        170     4,080                 4,250
Net loss for the year                                                               -(3,552)    (3,552)
Balance at December 31, 1995                      2,470,000      2,470    11,281     (5,552)     8,199
Net loss for the year                                                                  (525)      (525)
Balance at December 31, 1996                      2,470,000      2,470    11,281     (6,077)     7,674
Net loss for the year                                                                    (2)        (2)
Balance at December 31, 1997                      2,470,000      2,470    11,281     (6,079)     7,672
Net loss for the year                                                          -     (1,130)    (1,130)
Balance at December 31, 1998                      2,470,000     $2,470   $11,281    $(7,209)    $6,542

The accompanying notes are an integral part of this statement.

CALIFORNIA APPLIED RESEARCH, INC.
(A Development Stage Company)

Statements of Cash Flows

                                                                          From March 25,
                                               Year Ended    Year Ended   1992 (Inception)
                                               December 31,  December 31, To December 31,
                                                 1998        1997         1998
Cash flows from operating activities
  Net loss                                       $(1,130)    $    (2)      $(7,209)
  Non-cash items included in the net loss
  Stock issued for services                           -                      5,000
  Changes in operating assets and liabilities
       Accounts payable                              (55)                          -
         Net cash from operating activities       (1,185)         (2)       (2,209)

Cash flows from financing activities
  Proceeds from sale of common stock             -                           8,750
  Contribution of stock by founder                                               1
  Costs related to public offering                (2,363)       (500)       (5,924)
          Net cash from financing activities      (2,363)       (500)        2,827

Increase (decrease) in cash                       (3,548)       (502)          618
Cash, beginning of period                          4,166       4,668            -
Cash, end of period                                $ 618      $4,166         $ 618

The accompanying notes are an integral part of this statement.

CALIFORNIA APPLIED RESEARCH, INC.
(A Development Stage Company)

Notes to Financial Statements

1.      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization. California Applied Research, Inc. (the "Company") was incorporated under the laws of the State of Nevada on March 25, 1992. The Company is in the development stage as more fully defined in Statement No. 7 of the Financial Accounting Standards Board. Planned principal operations of the Company have not yet commenced, and activities to date have been limited to its formation and obtaining its initial capitalization. The Company intends to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons who or firms which desire to employ the Company's funds in their business or seek the perceived advantages of a publicly held corporation.

        Deferred Costs Related To Proposed Public Offering. Costs incurred in connection with the proposed public offering of common stock have been deferred and will be charged against capital if the offering is successful or against operations if it is unsuccessful.

        Shares Issued In Exchange For Services. The fair value of shares issued in exchange for services rendered to the Company was determined by the Company's officers and directors.

Income Taxes. The Company has made no provision for income taxes because of financial statement and tax losses since its inception. As of December 31, 1998, the Company has deferred tax assets of approximately $1,600 relating primarily to the capitalization of start-up costs for tax purposes. A valuation allowance has been provided to reduce the deferred tax assets to zero.

        Net Loss Per Common Share. The net loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding. For purposes of computing the weighted average number of shares, all stock issued prior to the public offering is considered to be "cheap stock" as defined in SEC Staff Accounting Bulletin 4D and is therefore counted as outstanding for the entire period.

        Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

2.      GOING CONCERN CONTINGENCY

The Company has minimal capital resources presently available to meet obligations which normally can be expected to be incurred by similar companies, and with which to carry out its planned activities. These factors raise substantial doubt about the Company's ability to continue as a going concern.

        In order to begin any significant operations, the Company will have to pursue other sources of capital, such as additional equity financing as discussed in Note 4. There is no assurance that the Company will be able to obtain such financing. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CALIFORNIA APPLIED RESEARCH, INC.
(A Development Stage Company)
Notes to Financial Statements

3.      RELATED PARTY TRANSACTIONS

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

        See also Note 5 regarding a legal fee relative to the public offering of common stock.

4.      CONTINGENT PUBLIC OFFERING OF COMMON STOCK

The Company sold 99,325 shares of its $.001 par value common stock at a price of $.25 per share in connection with a public offering. The shares were offered and sold on a "best efforts" 100,000 share minimum, 1,000,000 share maximum basis, pursuant to a continuing offer over 360 days after the date of the Prospectus which was May 19, 1998. Offering expenses incurred by the Company totaled $10,924 and consist of professional fees, printing, registration, and other out-of-pocket expenses. No selling commissions were paid.

Proceeds from subscriptions for shares have been deposited into an escrow account with an independent third party, pursuant to an escrow agreement between the Company and the Escrow Agent. The securities to be issued to investors must also be deposited into this escrow account. The deposited funds and the deposited securities may not be released until an acquisition, meeting certain specified criteria, has been made and a sufficient number of investors reconfirm their investment in accordance with certain specified procedures. Pursuant to these procedures, a new prospectus, which describes an acquisition candidate and its business and includes audited financial statements, must be delivered to all investors. The Company must return the pro rata portion of the deposited funds to any investor who does not elect to remain an investor. Unless a sufficient number of investors elect to remain investors, all investors will be entitled to the return of a pro rata portion of the deposited proceeds (and any interest earned thereon) and none of the deposited securities will be issued to investors. In the event an acquisition is not consummated within 18 months of the effective date (May 19, 1998), the deposited proceeds will be returned on a pro rata basis to all investors.

5.      LEGAL FEE

The Company has agreed to pay its corporate attorney, who is also a stockholder of the Company, $5,000 cash for his legal services relative to the public offering upon the registration statement for the public offering (see Note 4 above) becoming effective. This obligation has been accrued in the accompanying balance sheet and the costs are included in deferred public offering costs.

                              POWER OF ATTORNEY

The Registrant and each person whose signature appears below hereby authorizes J. Michael Spinali, the agent for service named in this Report, with full power to act alone, to file one or more amendments to this Report, which amendments may make such changes in this Report as such agent for service deems appropriate, and the Registrant and each such person hereby appoints such agent for service as attorney-in-fact, with full power to act alone, to execute in the name and in behalf of the Registrant and any such person, individually and in each capacity stated below, any such amendments to this Report.


                                [SIGNATURES]

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


California Applied Research, Inc.
(Registrant)

Date: 9/16/99

By:/s/_______________________________
J. Michael Spinali
President, Director, Chief
Financial Officer, Treasurer


Date: 9/17/99

By: /s/______________________________
Brian S. French
Vice President, Secretary, Director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                Date

/s/______________________________________________________9/16/99
J. Michael Spinali                  President, Director, Chief
                                    Financial Officer, Treasurer


/s/______________________________________________________9/17/99
Brian S. French                    Vice President,
                                   Secretary, Director