Form 10QSB
period 1999-03-31
CALIFORNIA APPLIED RESEARCH INC
filed 1999-09-22
CIK 1002919

U.S. Securities and Exchange Commission
                         Washington, D.C.  20549

                              Form 10-QSB

[X]   QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1999

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

Check whether the issuer (1) filed all the reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X.. No ..

The number of shares of common stock outstanding as of June 30, 1998 is 2,470,000.

Transitional Small Business Disclosure Format (check one): Yes ... No .X.



                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CALIFORNIA APPLIED RESEARCH, INC.
(A Development Stage Company)
Balance Sheet
(Unaudited)

                                                           December 31,
March 31,
                                                               1998
1999
ASSETS
Current asset
     Cash                                                          618
600

Other asset
     Deferred public offering costs                             10,924
10,924
                                                                11,542
11,524

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liability
     Accrued liabilities                                         5,000
5,000

Contingencies and commitments (notes 2, 4 and 5)

Stockholders' equity
     Common stock, $.001 par value per share; 100,000,000 shares
          authorized; 2,470,000 shares issued and outstandi      2,470
2,470
     Additional paid-in capital                                 11,281
11,281
     Deficit accumulated during the development stage           (7,209)
(7,227)
                                                                 6,542
6,524
                                                                11,542
11,524


The accompanying notes are an integral part of this statement.






CALIFORNIA APPLIED RESEARCH, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

                                                                Three Months
                                                                Ended March
31,
                                                               1998
1999
Expenses
     Stock issued for services                             $           $
-
     Travel                                                          -
-
     Other general and administrative                            1,076
18
                                                                 1,076
18
Net loss                                                        (1,076)
(18)

Weighted average number of shares                            2,470,000
2,470,000

Net loss per common share                                       (0.001)
(0.000)



The accompanying notes are an integral part of this statement.



CALIFORNIA APPLIED RESEARCH, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

                                                                Three Months
                                                                Ended March
31,
                                                                1998
1999
Cash flows from operating activities
     Net loss                                                   (1,076)
(18)
     Non-cash items included in the net loss
          Stock issued for services                                  -
-
          Changes in operating assets and liabilities
             Accounts payable                                      (55)
-
             Net cash from operating activities                 (1,131)
(18)

Cash flows from financing activities
     Proceeds from sale of common stock                              -
-
     Contribution of stock by founder                                -
-
     Costs related to public offering                           (2,363)
-
          Net cash from financing activities                    (2,363)
0

Increase (decrease) in cash                                     (3,494)
(18)

Cash, beginning of period                                        4,166
618

Cash, end of period                                                672
600




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

Proceeds from subscriptions for shares have been deposited into an escrow account with an independent third party, pursuant to an escrow agreement between the Company and the Escrow Agent. The securities to be issued to investors must also be deposited into this escrow account. The deposited funds and the deposited securities may not be released until an acquisition, meeting certain specified criteria, has been made and a sufficient number of investors reconfirm their investment in accordance with certain specified procedures. Pursuant to these procedures, a new prospectus, which describes an acquisition candidate and its business and includes audited financial statements, must be delivered to all investors. The Company must return the pro rata portion of the deposited funds to any investor who does not elect to remain an investor. Unless a sufficient number of investors elect to remain investors, all investors will be entitled to the return of a pro rata portion of the deposited proceeds (and any interest earned thereon) and none of the deposited securities will be issued to investors. In the event an acquisition is not consummated within 18 months of the effective date (May 19, 1998), all of the deposited proceeds will be returned on a pro rata basis to all investors.


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

The Company sold 99,325 shares of its $.001 par value common stock at a price of $.25 per share in connection with a public offering. The shares were offered and sold on a "best efforts" 100,000 share minimum, 1,000,000 share maximum basis, pursuant to a continuing offer over 360 days after the date of the Prospectus which was May 19, 1998. Offering expenses incurred by the Company totaled $10,924 and consist of professional fees, printing, registration, and other out-of-pocket expenses. No selling commissions were paid. None of the offering expenses were deducted from the proceeds which have been deposited in a Rule 419 escrow. In the event an acquisition is not consummated within 18 months of the effective date (May 19, 1998), all of the deposited proceeds will be returned on a pro rata basis to all investors.

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

California Applied Research, Inc.
(Registrant)


By:/s/__________________________________________
J. Michael Spinali
President, Director, Chief
Financial Officer, Treasurer

Date: ____________