Form 10QSB
period 1999-06-30
CALIFORNIA APPLIED RESEARCH INC
filed 1999-09-22
CIK 1002919

U.S. Securities and Exchange Commission
                         Washington, D.C.  20549

                              Form 10-QSB

[X]   QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1999

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

                                                                December 31,
June 30,
                                                                1998
1999

ASSETS
Current asset
     Cash                                                           618
582

Other asset
     Deferred public offering costs                              10,924
10,924
                                                                 11,542
11,506

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liability
     Accrued liabilities                                          5,000
5,000

Contingencies and commitments (notes 2, 4 and 5)

Stockholders' equity
     Common stock, $.001 par value per share; 100,000,000 shares
          authorized; 2,470,000 shares issued and outstandi       2,470
2,470
     Additional paid-in capital                                  11,281
11,281
     Deficit accumulated during the development stage            (7,209)
(7,245)
                                                                  6,542
6,506
                                                                 11,542
11,506

<?TABLE>

The accompanying notes are an integral part of this statement.





CALIFORNIA APPLIED RESEARCH, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)


                                                   Three Months
Six Months
                                                   Ended June 30,
Ended  June 30,
                                                   1998        1999
1998       1999
Expenses
     Stock issued for services
     Travel                                              -            -
     Other general and administrative                   20           18
1,094         36
                                                        20           18
1,094         36
Net loss                                               (20)         (18)
(1,094)       (36)

Weighted average number of shares                2,470,000    2,470,000
2,470,000  2,470,000

Net loss per common share                           (0.000)      (0.000)
(0.000)    (0.000)




The accompanying notes are an integral part of this statement.


CALIFORNIA APPLIED RESEARCH, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

                                                   Three Months
Six Months
                                                   Ended June 30,
Ended June 30,
                                                   1998        1999
1998       1999

Cash flows from operating activities
     Net loss                                          (20)         (18)
(1,094)       (36)
     Non-cash items included in the net loss
          Stock issued for services                      -            -
-          -
          Changes in operating assets and liabilities
             Accounts payable                            -            -
(55)          -
             Net cash from operating activities        (20)         (18)
(1,149)       (36)

Cash flows from financing activities
     Proceeds from sale of common stock                  -            -
-          -
     Contribution of stock by founder                    -            -
-          -
     Costs related to public offering                    0            0
(2,363)         0
          Net cash from financing activities             0            0
(2,363)         0

Increase (decrease) in cash                            (20)         (18)
(3,512)       (36)

Cash, beginning of period                              673          600
4,166        618

Cash, end of period                                    653          582
654        582




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